Form 10-K405
period 1998-12-31
COPELCO CAPITAL FUNDING CORP XI
filed 1999-03-30
CIK 1062391

                                    FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 1998.

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE AT OF 1934.

For the transition period from                to                 .
                               --------------    ---------------

                        COPELCO CAPITAL FUNDING CORP. XI
                        COPELCO CAPITAL FUNDING LLC 98-1
                      COPELCO CAPITAL FUNDING TRUST 1998-A
           (exact name of Registrants as specified in their charters)

                                East Gate Center
                               700 East Gate Drive
                       Mount Laurel, New Jersey 08054-5400
                                 (609) 231-9600
         (Address and Telephone Number of Principal Executive Officers)

Securities Registered Pursuant to Section 12(b) of the Securities Exchange Act of 1934: None.

Securities Registered Pursuant to Section 12(g) of the Securities Exchange Act of 1934: None

Indicate by check mark whether the Registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) have been subject to such filing requirements for the past 90 days.

Yes             X                   No
            ----------                  ----------

       Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrants' knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

       The aggregate market value of the voting stock held by non-affiliates of the Registrants. None.

       As of March 24, 1999, there were 100 shares of Copelco Capital Funding Corp. XI's Common Stock outstanding.

       The Registrants meet the conditions set forth in General Instruction
(I)(1)(a) and (b) of Form 10-K and is therefore filing this Form 10-K with the reduced disclosure format permitted thereunder.

                                     PART I

ITEM 1.       BUSINESS

       The Registrants are wholly-owned bankruptcy-remote subsidiaries of Copelco Capital, Inc., except that Copelco Capital Funding Trust 1998-A is a Delaware Business Trust. The Registrants were formed solely for the purpose of acquiring from Copelco Capital, Inc. certain leases (the "Leases") and interests in the equipment underlying the leases (the "Equipment"), and securitizing the Leases and the Equipment through the issuance of debt securities (the "Notes"). As bankruptcy-remote entities, each Registrant's operations is restricted so that (a) it does not engage in business with, or incur liabilities to, any other entity (other than the Trustee on behalf of the holders of the Notes) which may bring bankruptcy proceedings against the Registrants and (b) the risk that it will be consolidated into the bankruptcy proceedings of any other entity is diminished. The Registrants have no other assets except the Leases and the Equipment, and proceeds thereof.

ITEM 2.       PROPERTIES

       None.

ITEM 3.       LEGAL PROCEEDINGS

       None.

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       None.

                                     PART II

ITEM 5.       MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
              MATTERS

       The sole holder of the equity shares of each of Copelco Capital Funding Corp. XI and Copelco Capital Funding LLC 98-1 is Copelco Capital, Inc. Copelco Capital, Inc. and Copelco Capital Funding Corp. XI together own 100% of the equity shares of Copelco Capital Funding Trust 1998-A. There is currently no market for such equity shares nor is it anticipated that such a market will develop.

ITEM 6.       SELECTED FINANCIAL DATA

       Not Applicable.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

       Not Applicable.

ITEM 8.       FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

       Not Applicable.

ITEM 9.       CHANGE IN AND DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

       None.

                                    PART III

ITEM 10.      DIRECTORS AND OFFICERS OF THE REGISTRANT

       Not Applicable

ITEM 11.      EXECUTIVE COMPENSATION

       Not Applicable.

ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

       Not Applicable.

ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

       Not Applicable.

                                     PART IV

ITEM 14.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

       Trustee's Reports for the payment periods ending in August, September, October, November and December 1998 and January, February and March 1999, each of which contains the Servicer's Report for such period.

                                   SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Copelco Capital Funding Corp. XI has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   COPELCO CAPITAL FUNDING CORP. XI

                                   By:          /s/ Ian J. Berg
                                       ---------------------------------
                                           Name:   Ian J. Berg
                                          Title:   Chairman

                                   Dated: March 24, 1999

            Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Copelco Capital Funding Corp. XI and in the capacities and on the dates indicated.

                                   By:          /s/  Ian J. Berg
                                       ---------------------------------
                                           Name:   Ian J. Berg
                                          Title:   Chairman of the Board
                                                   Director
                                           Date:  March  24, 1999

                                   By:          /s/  John Hakemian
                                       ---------------------------------
                                           Name:   John Hakemian
                                          Title:   Director
                                           Date:  March 24, 1999

                                   By:          /s/  Tadayuki Seki
                                       ---------------------------------
                                           Name:   Tadayuki Seki
                                          Title:   Director
                                           Date:  March 24, 1999

                                   SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, Copelco Capital Funding LLC 98-1 has duly caused this report to be signed on its behalf by the undersigned, thereunder duly authorized.

                                   COPELCO CAPITAL FUNDING LLC 98-1

                                   By:  COPELCO CAPITAL FUNDING CORP. XI, as
                                   Manager of Copelco Capital Funding LLC 98-1

                                   By:          /s/  Ian J. Berg
                                       ---------------------------------
                                          Name:    Ian J. Berg
                                          Title:   Chairman

                                   Dated:  March 24, 1999

       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Copelco Capital Funding Corp. XI, as manager of Copelco Capital Funding LLC 98-1 and in the capacities and on the dates indicated.

                                   By:          /s/  Ian J. Berg
                                       ---------------------------------
                                          Name:    Ian J. Berg
                                          Title:   Chairman of the Board
                                                   Director
                                          Dated: March 24, 1999

                                   By:          /s/  John Hakemian
                                       ---------------------------------
                                          Name:   John Hakemian
                                          Title:   Director
                                          Dated: March 24, 1999

                                   By:          /s/  Tadayuki Seki
                                       ---------------------------------
                                          Name: Tadeyuki Seki
                                          Title:  Director
                                          Dated: March 24, 1999

                                   SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, Copelco Capital Funding Trust 1998-A has duly caused this report to be signed on its behalf by the unersigned, thereunder duly authorized.

                                   COPELCO CAPITAL FUNDING TRUST 1998-A

                                   By:  WILMINGTON TRUST COMPANY, not in its
                                   individual capacity but solely as Owner
                                   Trustee

                                   By:          /s/ John Besson, Jr.
                                       ---------------------------------
                                           Name:   John Beeson, Jr.
                                          Title:   Vice President

                                   Dated:  March 24, 1999

                                  EXHIBIT INDEX

99.1 Trustee's Reports for the payment periods ending in August, September, October, November and December of 1998 and January, February and March of 1999, each of which contains the Servicer's Report for such period.